Form 10-Q
period 2026-06-30
Monroe Capital Asset-Backed Finance Company, LP
filed 2026-08-14
CIK 2125316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number: 000-56834

Monroe Capital Asset-Backed Finance Company, LP

(Exact name of registrant as specified in its charter)

Delaware	41-3394824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

155 North Wacker Drive, 35th Floor Chicago, IL	60606
(Address of principal executive offices)	(Zip Code)

(312) 258-8300

Registrant’s telephone number, including area code

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.	None.	None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 14, 2026, the registrant had 600 Class E Shares outstanding.

Certain Terms Used in this Quarterly Report on Form 10-Q

●	the terms “we,” “us,” “our,” the “Partnership,” “Monroe Asset-Backed Company” and “MAB” refer to Monroe Capital Asset-Backed Finance Company, LP or, where applicable, Series II;
●	the term “Board” refers to each of the Series’ board of directors;
●	the term “Monroe” refers collectively to Monroe Capital, LLC, a Delaware limited liability company, and its affiliates and subsidiaries;
●	the term “Operating Manager” refers to Monroe Capital Asset Finance Advisors, LLC, in its capacity as our operating manager;
●	the term “General Partner” refers to Monroe Capital Asset-Backed Finance Company GP, LLC, a Delaware limited liability company and an affiliate of the Operating Manager, in its capacity as our general partner;
●	the term “Series” refers to any relevant registered series of limited partnership interests of Monroe Capital Asset-Backed Finance Company, LP established pursuant to the Partnership’s limited partnership agreement, including Series I and Series II (each as defined below), and any additional series created hereafter, as the context may require;
●	the term “Series I” refers to Monroe Capital Asset-Backed Finance Company, LP – Series I, a registered series of the Partnership which has not registered its shares under Section 12(g) of the Exchange Act, which has not commenced operations and is not accepting subscriptions from third-party investors as of the date hereof;
●	the term “Series II” refers to Monroe Capital Asset-Backed Finance Company, LP - Series II, a registered series of the Partnership;
●	the term “Series II Shareholders” refers to holders of our Series II Investor Shares and Monroe Shares (each as defined below). There are six types of shares available to Shareholders through Series II: “Standard Fee Class-S Shares,” “Founder Share Class II-S Shares,” “Founder Share Class III-S Shares,” “Standard Fee Class-I Shares” (together with the Standard Fee Class-S Shares, the “Standard Fee Class”), “Founder Share Class II-I Shares,” (together with the Founder Share Class II-S Shares, the “Founder Share Class II”) and “Founder Share Class III-I Shares,” (together with the Founder Share Class III-S Shares, the “Founder Share Class III”) (collectively, the “Series II Investor Shares” and the “Investor Shares”);
●	the term “Monroe Shares” refers to shares of “Class E-W Shares” which may only be held by certain investors in the Operating Manager’s discretion, and are not being offered to other investors and “Class E Shares” which may only be held by Monroe, its affiliates, its officers and employees, the directors, officers and employees (if any) of the Partnership and certain other investors in the Operating Manager’s discretion, and are not being offered to other investors;
●	the term “Founder Shares” refers to shares of “Founder Share Class II-S Shares,” “Founder Share Class II-I Shares,” “Founder Share Class III-S Shares,” and “Founder Share Class III-I Shares”;
●	the term “S Shares” refers to shares of “Standard Fee Class-S Shares,” “Founder Share Class II-S Shares,” and “Founder Share Class III-S Shares”;
●	the term “I Shares” refers to shares of “Standard Fee Class-I Shares,” “Founder Share Class II-I Shares,” and “Founder Share Class III-I Shares”;
●	the term “Shareholders” refers to Series II Shareholders, which term may also refer to prospective shareholders, as the context requires;
●	the term “Shares” refers to shares of Series II; and
●	the term “Asset-Backed Finance Assets” refers to a broad spectrum of investment opportunities, often backed by assets used on a day-to-day basis by businesses and individuals, and refers, individually and collectively, to leases, loans, mortgages, mezzanine securities, royalties, residuals, other credit or credit-related obligations or equity interests that are collateralized by, or payable from a stream of payments generated by, a specified pool of real, financial, or other assets.

Special Note Regarding Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q may include statements as to:

●	our future operating results;
●	our business prospects and the prospects of the Asset-Backed Finance Assets we acquire, control and manage;
●	our ability to raise sufficient capital to execute our acquisition and lending strategies;
●	the ability of the Operating Manager to source adequate acquisition and lending opportunities to efficiently deploy capital;
●	the ability of our Asset-Backed Finance Assets to achieve their objectives;
●	our current and expected financing arrangements;
●	changes in the general interest rate environment;
●	the adequacy of our cash resources, financing sources and working capital;
●	the timing and amount of cash flows, distributions and dividends, if any, from our Asset-Backed Finance Assets;
●	our contractual arrangements and relationships with third parties;
●	actual and potential conflicts of interest with the Operating Manager or any of its affiliates;
●	the dependence of our future success on the general economy and its effect on the industries in which we acquire, control and manage Asset-Backed Finance Assets;
●	our use of financial leverage;
●	the ability of the Operating Manager to identify, acquire and manage our Asset-Backed Finance Assets;
●	the ability of the Operating Manager or its affiliates to attract and retain highly talented professionals;
●	our ability to structure acquisitions in a tax-efficient manner and the effect of changes to tax legislation and our tax position; and
●	the tax status of the enterprises through which we acquire, control and manage Asset-Backed Finance Assets.

In addition, words such as “may,” “will,” “should,” “target,” “anticipate,” “believe,” “expect,” “plan,” “seek” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including:

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effects of inflation, trade policies and government regulation;
●	risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters, epidemics or other events having a broad impact on the economy;
●	future changes in laws or regulations and conditions in our operating areas; and
●	the factors set forth in this Quarterly Report on Form 10-Q, in our Registration Statement on Form 10, as most recently amended on June 29, 2026 (the “Form 10”), and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”).

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Quarterly Report on Form 10-Q. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by law.

Part I.Financial Information Series II

Item 1.Financial Statements

MONROE CAPITAL ASSET-BACKED FINANCE COMPANY, LP

STATEMENT OF ASSETS AND LIABILITIES

(unaudited)

June 30, 2026
Series II
Assets
Cash and cash equivalents	$15,117
Deferred offering expenses	266,540
Due from Operating Manager	993,424
Total assets	$1,275,081

Liabilities
Offering expenses payable	$266,540
Organizational expenses payable	993,424
Total liabilities	$1,259,964
Commitments and contingencies (See Note 4)
Total Net Assets	$15,117

NET ASSET VALUE PER SHARE
Class E Shares:
Net Assets	$15,117
Shares outstanding	600
Net asset value per share	$25.20

See notes to financial statements.

MONROE CAPITAL ASSET-BACKED FINANCE COMPANY, LP

STATEMENTS OF OPERATIONS

(unaudited)

		For the period from
	For the three	January 6, 2026
	months ended	(date of formation) to
	June 30, 2026	June 30, 2026
	Series II	Series II
Investment income:
Interest income	$87	$117
Total investment income	87	117

Expenses:
Organizational expenses	1,213,846	1,566,669
Total expenses	1,213,846	1,566,669
Expense support from Operating Manager	(1,213,846)	(1,566,669)
Net expenses	—	—
Net investment income (loss)	87	117
Net increase (decrease) in net assets resulting from operations	$87	$117

See notes to financial statements.

MONROE CAPITAL ASSET-BACKED FINANCE COMPANY, LP

STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

		For the period from
	For the three	January 6, 2026
	months ended	(date of formation) to
	June 30, 2026	June 30, 2026
	Series II	Series II
Net assets at beginning of period	$15,000	$—
Proceeds from issuance of shares	—	15,000
Net increase (decrease) in net assets resulting from operations	87	117
Net assets at end of period	$15,087	$15,117

See notes to financial statements.

MONROE CAPITAL ASSET-BACKED FINANCE COMPANY, LP

STATEMENT OF CASH FLOWS

(unaudited)

For the period from
January 6, 2026
(date of formation) to
June 30, 2026
Series II
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$117
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Deferred offering expenses	(266,540)
Due from Operating Manager	(993,424)
Offering expenses payable	266,540
Organizational expenses payable	993,424
Net cash provided by (used in) operating activities	117
Cash flows from financing activities:
Proceeds from issuance of shares	15,000
Net cash provided by (used in) financing activities	15,000
Net increase (decrease) in cash and cash equivalents	15,117
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$15,117

See notes to financial statements.

MONROE CAPITAL ASSET-BACKED FINANCE COMPANY, LP

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization and Principal Business

Monroe Capital Asset-Backed Finance Company, LP (the “Partnership”) was formed on January 6, 2026 as a Delaware limited partnership. On February 19, 2026, the Partnership established two registered series of limited partnership interests, Monroe Capital Asset-Backed Finance Company, LP—Series I (“Series I”) and Monroe Capital Asset-Backed Finance Company, LP—Series II (“Series II”). Series I and Series II are intended to be treated as separate entities for U.S. federal income tax purposes with segregated assets and liabilities. As of June 30, 2026, only Series II has accepted seed capital. Series I is currently not accepting subscriptions to the Partnership. Section 17-218(b) of the LP Act (as defined below) provides that a Series established in accordance with Section 17-218(a) of the LP Act may carry on any lawful business, purpose or activity, other than the business of banking, and has the power and capacity to, in its own name, contract, hold title to assets (including real, personal, and intangible property), grant liens and security interests, and sue and be sued. The Partnership intends for each Series to conduct its business and enter into contracts in its own name to the extent such activities are undertaken with respect to a particular Series and title to the relevant property will be held by or for the benefit of, the relevant Series. Under Delaware law, to the extent the records maintained for a Series account for the assets associated with such Series separately from the other assets of the Partnership or any other Series, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to such Series are segregated and enforceable only against the assets of such Series and not against the assets of the Partnership generally or any other Series. Series I is intended to be treated as a corporation for U.S. federal income tax purposes, and Series II is intended to be treated as a partnership for U.S. federal income tax purposes. As of June 30, 2026, the Partnership intends to only offer shares of Series II. The Partnership intends to conduct its operations and those of its subsidiaries so that each will qualify for exclusions from registration under the Investment Company Act of 1940, as amended.

The Partnership is a holding company that seeks to build a diversified portfolio of Asset-Backed Finance Assets (as defined below). The term Asset-Backed Finance Assets, as used herein, refers to a broad spectrum of investment opportunities, often backed by assets used on a day-to-day basis by businesses and individuals, and refers, individually and collectively, to leases, loans, mortgages, mezzanine securities, royalties, residuals, other credit or credit-related obligations or equity interests that are collateralized by, or payable from a stream of payments generated by, a specific pool of real, financial, or other assets. The Partnership’s investment objective is to build a diversified portfolio of Asset-Backed Finance Assets that will generate attractive, risk-adjusted returns in the form of current income and, to a lesser extent, long-term capital appreciation across all economic cycles, targeting assets that have significant downside protection. The Partnership expects to generally divide the Asset-Backed Finance Assets into two categories: (i) specialty finance assets, which include royalty finance, consumer finance, litigation finance and fund finance and (ii) hard assets, which include real estate, digital infrastructure, aircraft finance and equipment finance.

The Partnership is sponsored by Monroe Capital, LLC and is operated by Monroe Capital Asset Finance Advisors, LLC (the “Operating Manager” and together with its affiliates and subsidiaries, “Monroe”). The Partnership through the Operating Manager has access to Monroe’s asset sourcing, operations and portfolio management capabilities pursuant to an operating agreement with the Operating Manager. The Operating Manager manages the Partnership on a day-to-day basis. Monroe Capital Management Advisors LLC, an affiliate of the Operating Manager (the “Administrator”), provides administration services for the Partnership pursuant to an administration agreement with the Partnership. The General Partner of the Partnership is Monroe Capital Asset-Backed Finance Company GP, LLC, a Delaware limited liability company and an affiliate of the Operating Manager.

The Partnership expects to conduct a continuous private offering of its shares in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act).

On March 11, 2026, the Partnership issued 600 shares of Class I of Series II - subsequently redesignated as Class E Shares (the “Shares”) at the issue price of $25.00 per share to Monroe Capital Intermediate Holdings, LLC, an affiliate of the Operating Manager. The purchase of shares in a Series of the Partnership is an investment only in that particular Series and not an investment in the Partnership as a whole. At the launch of the offering of its shares, the Partnership intends to only offer and accept subscriptions for shares of Series II.

The Partnership has no operations as of June 30, 2026, other than matters relating to its organization and offering and money market interest earned on cash received as part of the initial issuance of Shares on March 11, 2026. The Partnership had neither purchased nor contracted to purchase any investments and had not commenced its investing activities.

Note 2. Summary of Significant Accounting Policies

Basis of Accounting—The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars, which is the Partnership’s functional currency. The Partnership’s financial statements are prepared using the accounting and reporting guidance under Financial Accounting Standards Board Accounting Standards Codification (ASC) 946, Financial Services – Investment Companies. The Partnership’s fiscal year end is December 31.

Basis of Presentation—Series I and Series II are intended to be treated as separate entities for U.S. federal income tax purposes with segregated assets, liabilities, and expenses. Allocation to each Series is based on attributable investment activity, Net Asset Value (“NAV”), or other equitable allocation methodologies as determined by the Operating Manager. These financial statements incorporate the assets and liabilities, and results of operations, of the Partnership as a whole, as well as each Series of interest in the Partnership.

Basis of Consolidation—As provided under Regulation S-X and ASC 946, the Partnership will generally not consolidate its investment in a company other than a wholly owned investment company or controlled operating company whose business consists of providing services to the Partnership.

Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents—As of June 30, 2026, cash and cash equivalents were comprised of cash on hand. The Partnership deposits its cash and cash equivalents with financial institutions and, at times, may exceed the FDIC insured limit. The Partnership earns interest income on balances primarily through money market funds.

Organizational and Offering Expenses—Organizational expenses are expensed as incurred. Organizational expenses consist of costs incurred to establish the Partnership and enable it legally to do business. Organizational expenses will be reimbursed by the Operating Manager, subject to potential recoupment as described in Note 3.

Offering expenses include registration fees and legal fees regarding the preparation of the initial registration statement. Offering expenses are accounted for as deferred costs until the commencement of investment activities and operations. For continuous offerings, offering expenses are then amortized over the first twelve months of operations on a straight-line basis. Refer to Note 3 for additional information.

Investments, At Fair Value—ASC 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value. The Partnership recognizes and accounts for its investments at fair value. The fair value of the investments does not reflect transactions costs that may be incurred upon disposition of investments.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes.

Assets and liabilities recorded at fair value on the Statement of Assets and Liabilities are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under GAAP, are directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2—Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability.

Level 3—Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

A significant decrease in the volume and level of activity for the asset or liability is an indication that transactions or quoted prices may not be representative of fair value because in such market conditions there may be increased instances of transactions that are not orderly. In those circumstances, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value.

Income Taxes—Series I intends to elect to be taxed as a corporation for U.S. federal income tax purposes. Series I is liable for income taxes, if any, on its net taxable income. There are no shares outstanding or activity associated with Series I through June 30, 2026.

Series II intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code and not a publicly traded partnership treated as a corporation. As such, it will not be subject to any U.S. federal, state and/or local income taxes. In any year, it is possible that Series II will not meet the qualifying income exception, which would result in Series II being treated as a publicly traded partnership taxed as a corporation, rather than a partnership. If Series II does not meet the qualifying income exception, the holders of interest in Series II would then be treated as stockholders in a corporation, and the Series II would become taxable as a corporation for U.S. federal income tax purposes. Series II would be required to pay income tax at corporate rates on its net taxable income. In addition, Series II intends to operate, in part, through subsidiaries that may be treated as corporations for U.S. or non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.

For the three months ended June 30, 2026 and the period from January 6, 2026 (date of formation) to June 30, 2026, no tax expense was recorded.

Calculation of NAV—The NAV per Share of each Series of the Partnership’s Shares is determined by dividing the total assets of the Partnership (the value of investments, plus cash or other assets) attributable to such Series less the value of any liabilities of such Series, by the total number of Shares outstanding of such Series.

Recent Accounting Pronouncements— There are no recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying statement of assets and liabilities.

Note 3. Agreements and Related Party Transactions

Operating Agreement

The Partnership entered into an operating agreement with the Operating Manager on July 17, 2026 (the “Operating Agreement”). Pursuant to the Operating Agreement, the Operating Manager is responsible for sourcing, evaluating and monitoring the Partnership’s investment opportunities and making recommendations to the Partnership’s board of directors related to the acquisition, management, financing and disposition of the Partnership’s assets, in accordance with the Partnership’s investment objectives, guidelines, policies and limitations.

The Operating Manager or an affiliate may rebate, waive or reduce the management fee charged to certain shareholders at the sole discretion of the Operating Manager or such affiliate. Any such rebate, waiver or reduction may be effected either by way of purchase of additional Shares by the Operating Manager or such affiliate for the shareholder or by way of rebate to the relevant shareholder’s account.

Pursuant to the Operating Agreement, the Partnership will pay the Operating Manager a management fee (the “Management Fee”). The Management Fee is payable monthly in arrears in an amount equal to (i) 1.00% per annum of the month-end total assets attributable to the Standard Fee Class Shares, (ii) 0.80% per annum of the month-end total assets attributable to the Founder Share Class II Shares, (iii) 0.70% per annum of the month-end total assets attributable to the Founder Share Class III Shares. The Operating Manager or an affiliate may rebate, waive or reduce the Management Fee charged to certain Shareholders and/or certain Share classes at the sole discretion of the Operating Manager or such affiliate. Any such rebate, waiver or reduction may be effected either by way of purchase of additional Shares by the Operating Manager or such affiliate for the Shareholder or by way of rebate to the relevant Shareholder’s account. The Management Fee may alternatively, in the discretion of the Operating Manager, instead be paid in whole or in part by our subsidiaries, in which case it shall result in a change in the cash or retained earnings of such subsidiaries.

For the three months ended June 30, 2026 and the period from January 6, 2026 (date of formation) through June 30, 2026, the Partnership did not incur any Management Fees.

So long as the Operating Agreement has not been terminated, the Operating Manager will be entitled to receive a performance fee (the “Performance Fee”) equal to (i) 15.00% of the Total Return (as defined below) with respect to Standard Fee Class Shares, (ii) 12.00% of the Total Return with respect to Founder Share Class II Shares and (iii) 10.50% of the Total Return with respect to Founder Share Class III Shares and Class E-W Shares, in each case subject to a 6.00% Hurdle Amount and a High Water Mark with respect to such class of Shares, with a Catch-Up (each term as defined below). Such fee will accrue and be paid quarterly. The Performance Fee will not be paid on Class E Shares, and as a result, it is an expense specific only to certain Investor Shares and Class E-W Shares at the rates specified herein, which will result in the dilution of Investor Shares and Class E-W Shares in proportion to the fees charged to different classes of Investor Shares and Class E-W Shares.

Specifically, the Operating Manager will be entitled to receive a Performance Fee in an amount equal to:

●	First, if the Total Return with respect to Standard Fee Class Shares, Founder Share Class II Shares, and Founder Share Class III Shares for the applicable period exceeds the sum, with respect to such relevant class of Shares, of (i) the Hurdle Amount for that period and (ii) the Loss Carry forward Amount (as defined below) (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to the Operating Manager with respect to such class of Shares equals (i) 15.00% (with respect to Standard Fee Class Shares), (ii) 12.00% (with respect to Founder Share Class II Shares), and (iii) 10.50% (with respect to Founder Share Class III Shares and Class E-W Shares) of the sum of (x) the Hurdle Amount with respect to such class of Shares for that period and (y) any amount allocated to the Operating Manager with respect to such class of Shares pursuant to this clause (this is commonly referred to as a “Catch-Up”); and
●	Second, to the extent there are remaining Excess Profits, (i) 15.00% (with respect to Standard Fee Class Shares), (ii) 12.00% (with respect to Founder Share Class II Shares), and (iii) 10.50% (with respect to Founder Share Class III Shares and Class E-W Shares) of such remaining Excess Profits.
●	“Total Return” with respect to any Shares for any period since the end of the prior calendar year shall equal the sum of:
o	all distributions accrued or paid (without duplication) on such Shares plus
o	the change in aggregate transactional net asset value (“NAV”) of such Shares since the beginning of the year, before giving effect to (w) applicable taxes for the year, (x) changes resulting solely from the proceeds of issuances of additional Shares, (y) any fee/accrual to the Performance Fee and (z) applicable combined annual distribution fee and shareholder servicing fee expenses (including any payments made to us for payment of such expenses) allocable to such Shares.

For the avoidance of doubt, the calculation of Total Return will (i) include any appreciation or depreciation in the transactional NAV of any relevant Shares issued during the then-current calendar year but (ii) exclude the proceeds from the initial issuance of such Shares.

For the three months ended June 30, 2026 and the period from January 6, 2026 (date of formation) through June 30, 2026, the Partnership did not incur any Performance Fees.

Administration Agreement

The Partnership entered into an administration agreement with the Administrator on July 17, 2026 (the “Administration Agreement”). Pursuant to the Administration Agreement, the Administrator is responsible for providing certain administrative services, personnel, and facilities necessary for the operations of the Partnership, subject to the supervision and oversight of the Board.

Series II Expense Support and Conditional Reimbursement of the Operating Manager

Series II has entered into an expense support and conditional reimbursement agreement with the Operating Manager and the Administrator, pursuant to which each of the Operating Manager and the Administrator may elect to pay certain of Series II’s expenses, including certain Organizational and Offering Expenses on Series II’s behalf (each, an “Expense Support”).

Following any calendar month in which the Specified Expenses (as defined below) are below 1.00% of Series II’s net assets on an annualized basis, Series II shall reimburse the Operating Manager and/or the Administrator, fully or partially, for the Expense Support, but only if and to the extent that Specified Expenses plus any Reimbursement Payments (as defined below) do not exceed 1.00% of Series II’s net assets at the end of each calendar month on an annualized basis, until such time as all Expense Support made by the Operating Manager to Series II within five years prior to the last business day of such calendar month have been reimbursed; provided, however, if the Operating Manager and the Administrator are to only receive partial repayment of Expense Support, they shall be paid in proportion to the Expense Support outstanding of each entity relative to the aggregate outstanding Expense Support. Any payments required to be made by Series II in the prior sentence shall be referred to herein as a “Reimbursement Payment.”

“Specified Expenses” is defined to include all expenses incurred in the business of Series II with the exception of (i) the Management Fee, (ii) the Performance Fee, (iii) the combined annual distribution fees and shareholder servicing fees, (iv) the dealer manager fees (including selling commissions), (v) expenses related to any investments acquired by us and a special purchase vehicle, including, without limitation, brokerage costs or other acquisition-related out-of-pocket expenses (regardless of whether the transactions are consummated), (vi) ordinary corporate operating expenses of us and special purchase vehicles, (vii) interest expenses, commitment fees, or other expenses related to any leverage incurred by us, (viii) taxes; (ix) certain insurance costs, (x) Organizational and Offering Expenses; (xi) certain non-routine items (as determined in the sole discretion of the Operating Manager), and (xii) extraordinary expenses (as determined in the sole discretion of the Operating Manager). As of June 30, 2026, the Operating Manager had elected to bear organizational and offering expenses of Series II totaling $1,566,669 and $446,415, respectively, of which $573,245 of organizational expenses and $179,875 of offering expenses had been paid to, or settled directly with, the applicable vendors as of that date. None of the Expense Support has been reimbursed by the Partnership as of June 30, 2026.

Note 4. Commitments and Contingencies

The Partnership was not subject to any litigation nor was the Partnership aware of any material litigation threatened against it.

Indemnifications

Under the Partnership’s LP Agreement and organizational documents, the members of the Board, the Operating Manager, Monroe, and their respective affiliates, directors, officers, representatives, agents and employees are indemnified against all liabilities unless these persons’ actions constitute actual fraud or willful misconduct. In the normal course of business, the Partnership enters into contracts that contain a variety of representations and that provide general indemnifications. The Partnership’s maximum liability exposure under these arrangements is unknown, as future claims that have not yet occurred may be made against the Partnership.

Note 5. Subsequent Events

A subsequent event is a significant event or transaction occurring between the balance sheet date and the issue date of the financial statements that could make the financial statements misleading if not recognized or disclosed. Unrecognized subsequent events consist of those events that provide evidence with respect to conditions that did not exist at the balance sheet date being reported on, but arose subsequent to that date. Management has evaluated subsequent events through August 14, 2026, the date these financial statements were issued, and has identified the following events that require disclosure:

Operating Agreement

On July 17, 2026, the Partnership entered into an operating agreement (the “Operating Agreement”) with Monroe Capital Asset Finance Advisors, LLC (the “Operating Manager”), pursuant to which the Operating Manager is responsible for sourcing, evaluating and monitoring the Partnership’s investment opportunities and making recommendations related to the acquisition, management, financing and disposition of the Partnership’s assets. Under the Operating Agreement, the Partnership will pay the Operating Manager a management fee and a performance fee, as described in Note 3 and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Expenses.”

Administration Agreement

On July 17, 2026, the Partnership entered into an administration agreement (the “Administration Agreement”) with Monroe Capital Management Advisors, LLC (the “Administrator”), an affiliate of the Operating Manager, pursuant to which the Administrator provides certain administrative services, personnel, and facilities necessary for the operations of the Partnership. The Partnership will reimburse the Administrator for its costs and expenses incurred in performing its obligations under the Administration Agreement as described in Note 3 and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Expenses.”

Limited Partnership Agreement

On July 17, 2026, the Partnership entered into its amended and restated limited partnership agreement (the “Limited Partnership Agreement”). The Limited Partnership Agreement sets forth the rights, duties, and obligations of the General Partner, the Board of Directors and the Shareholders, including provisions governing capital structure, transfer restrictions, investment and distribution mechanics, and the management and governance of the Partnership. The Limited Partnership Agreement is included as Exhibit 3.2 hereto.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements of the Partnership and notes thereto appearing in this Quarterly Report on Form 10-Q and the financial statements of the Partnership included in the Form 10. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Part I, Item 1A. Risk Factors” in the Form 10.

Overview

We were formed as a Delaware limited partnership on January 6, 2026. We are sponsored by Monroe and through the Operating Manager we have access to Monroe’s asset sourcing, operations, and portfolio management capabilities pursuant to an operating agreement with the Operating Manager (the “Operating Agreement”).

We are a series limited partnership with series established pursuant to Sections 17-218(b) and Section 17-221(c) of the Delaware Revised Uniform Limited Partnership Act (the “LP Act”). The purchase of Shares of a Series is an investment only in that particular Series and not an investment in us as a whole. In accordance with the LP Act, a series is a separate series of assets or limited partnership interests of a partnership and not a separate legal entity.

Each of Series I and Series II were formed on February 19, 2026 as a registered series of us. Each of Series I and Series II will remain in existence until its certificate of registered series has been cancelled in the manner required by the LP Act following Series I’s or Series II’s, as applicable, dissolution and the completion of the winding up of such Series in accordance with our limited partnership agreement (as amended from time to time, the “LP Agreement”), the applicable series agreement and Delaware law. The LP Agreement and the applicable series agreement provide that Series I or Series II will be dissolved upon (a) the adoption of a resolution by the Board approving the dissolution of Series I or Series II, as applicable, and the approval of such action by the General Partner, (b) the operations of Series I or Series II, as applicable, ceasing to constitute legal activities under the LP Act or any other applicable law (as determined by the Board), (c) the entry of a decree of judicial dissolution of a Series under Section 17-218(b)(12) of the LP Act, or (d) our dissolution.

We have no operating history and were formed to fund, finance and structure Asset-Backed Finance Assets. We are structured as a holding company and we conduct our operations directly and through wholly or majority-owned subsidiaries that primarily focus on Asset-Backed Finance Assets. Our principal office and place of business is at 155 N. Wacker Drive, 35th Floor, Chicago, IL 60606 and our telephone number is (312) 258-8300.

On March 11, 2026, we issued 600 shares of Class I of Series II - subsequently redesignated as Class E Shares (the “Shares”) at the aggregate issue price of $25.00 per share to Monroe Capital Intermediate Holdings, LLC, an affiliate of the Operating Manager. The purchase of shares in a Series of the Partnership is an investment only in that particular Series and not an investment in the Partnership as a whole. At the launch of the offering of its shares, the Partnership intends to only offer and accept subscriptions for shares of Series II.

Our investment objective is to build a diversified portfolio of Asset-Backed Finance Assets that will generate attractive, risk-adjusted returns in the form of current income and, to a lesser extent, long-term capital appreciation across all economic cycles, targeting assets that have significant downside protection. We generally divide our Asset-Backed Finance Assets into two categories: (i) specialty finance assets, which include royalty finance, consumer finance, litigation finance and fund finance (“Specialty Finance”) and (ii) hard assets, which include real estate, digital infrastructure, aircraft finance and equipment finance (“Hard Assets”). In addition, we expect that a portion of our assets will consist of certain liquid asset classes, including, but not limited to, cash and cash equivalents, U.S. Treasury securities, U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit and other investments including high-yield credit, asset-backed securities, mortgage backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (which may include (i) securities or loans for the Asset-Backed Finance Assets and/or (ii) funds invested in any of the foregoing managed by Monroe, its affiliates or a third-party manager) (collectively, the “Liquidity Portfolio”) in order to provide us with income, to facilitate capital deployment and to provide a potential source of liquidity. These types of liquid assets may grow as a proportion of our assets at any given time due to new subscriptions, Shareholder participation in our share redemption program, distributions from, or dispositions of, Asset-Backed Finance Assets or for other reasons as our Operating Manager determines. We have significant liquidity requirements, and adverse market and economic conditions may adversely affect our sources of liquidity, which could materially and adversely affect our business operations.

Asset allocations are expected to be made primarily in (i) senior and junior secured and unsecured loans, notes, bonds, preferred equity (including preferred partnership equity), convertible debt and other securities; (ii) unitranche loans and securities; (iii) asset-backed loans, securities and other forward flow; (iv) small business loans and leases; (v) specialty finance facilities secured by pools of assets; (vi) consumer finance; (vii) litigation finance; (viii) commercial and residential real estate finance; (ix) aviation finance including leases; (x) equipment financing and leasing; (xi) structured debt and structured equity; (xii) ownership of specialty finance and ABF platforms; (xiii) digital infrastructure financings; (xiv) securitized debt and/or subordinated notes of collateralized loan obligation facilities and term transactions, asset-backed securities, and other securitized products of any kind that hold loans to corporate borrowers and other instruments and issue securities based on their underlying assets (including, without limitation, any or all series and/or tranches thereof, whether senior or junior or debt or equity) and any warehouse finance vehicles or facilities for such vehicles or products; (xv) opportunistic acquisitions or illiquid investments from Monroe advised funds or other third-party funds caused by liquidity constraints resulting from investor redemptions and market dislocations or fund liquidations; (xvi) secondary opportunities in pooled-investment funds managed by a third-party investment adviser; (xvii) fund-level financing backed by the residual value of third-party fund assets; (xviii) private and public equity on an opportunistic basis; (xix) capital investments in the asset-backed securities (“ABS”), residential mortgage-backed securities, commercial mortgage-backed securities and secondary markets. MAB will seek to take advantage of the supply and demand gap in multiple segments of the private credit markets throughout an economic cycle and leverage it to assist the Partnership with sourcing a wide range of Asset Backed Finance Assets, in accordance with the Partnership’s investment objective.

We intend to operate our business in a manner such that neither Series will be defined as an investment company, as that term is used under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Results of Operations

From January 6, 2026 (date of formation) through June 30, 2026, we were in our organizational period, had not commenced our principal operations and were focused on our formation and the Form 10. Our Form 10 automatically became effective on June 12, 2026. We will be dependent upon the proceeds from our continuous private offering of our Shares on a monthly basis (the “Private Offering”) in order to conduct our business. We intend to acquire Asset-Backed Finance Assets with the capital received from our Private Offering and any indebtedness that we may incur in connection with such activities.

Income

We plan to generate income primarily by building a diversified portfolio of Asset-Backed Finance Assets that will generate attractive, risk-adjusted returns in the form of current income and, to a lesser extent, long-term capital appreciation across all economic cycles, targeting assets that have significant downside protection. During the three months ended June 30, 2026 and the period from January 6, 2026 (date of formation) through June 30, 2026, the only income earned was on money market interest earned on cash received as a part of the initial issuance of Shares on March 11, 2026 of $87 and $117, respectively.

Expenses

Management Fee

Pursuant to the Operating Agreement we entered into on July 17, 2026, we will pay the Operating Manager a management fee (the “Management Fee”). The Management Fee is payable monthly in arrears in an amount equal to (i) 1.00% per annum of the month-end total assets attributable to the Standard Fee Class Shares, (ii) 0.80% per annum of the month-end total assets attributable to the Founder Share Class II Shares, (iii) 0.70% per annum of the month-end total assets attributable to the Founder Share Class III Shares. The Operating Manager or an affiliate may rebate, waive or reduce the Management Fee charged to certain Shareholders and/or certain Share classes at the sole discretion of the Operating Manager or such affiliate. Any such rebate, waiver or reduction may be effected either by way of purchase of additional Shares by the Operating Manager or such affiliate for the Shareholder or by way of rebate to the relevant Shareholder’s account. The Management Fee may alternatively, in the discretion of the Operating Manager, instead be paid in whole or in part by our subsidiaries, in which case it shall result in a change in the cash or retained earnings of such subsidiaries.

Performance Fee

So long as the Operating Agreement has not been terminated, the Operating Manager will be entitled to receive a performance fee (the “Performance Fee”) equal to (i) 15.00% of the Total Return (as defined below) with respect to Standard Fee Class Shares, (ii) 12.00% of the Total Return with respect to Founder Share Class II Shares and (iii) 10.50% of the Total Return with respect to Founder Share Class III Shares and Class E-W Shares, in each case subject to a 6.00% Hurdle Amount and a High Water Mark with respect to such class of Shares, with a Catch-Up (each term as defined below). Such fee will accrue and be paid quarterly. The Performance Fee will not be paid on Class E Shares, and as a result, it is an expense specific only to certain Investor Shares and Class E-W Shares at the rates specified herein, which will result in the dilution of Investor Shares and Class E-W Shares in proportion to the fees charged to different classes of Investor Shares and Class E-W Shares.

Specifically, the Operating Manager will be entitled to receive a Performance Fee in an amount equal to:

●	First, if the Total Return with respect to Standard Fee Class Shares, Founder Share Class II Shares, and Founder Share Class III Shares for the applicable period exceeds the sum, with respect to such relevant class of Shares, of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (as defined below) (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to the Operating Manager with respect to such class of Shares equals (i) 15.00% (with respect to Standard Fee Class Shares), (ii) 12.00% (with respect to Founder Share Class II Shares), and (iii) 10.50% (with respect to Founder Share Class III Shares and Class E-W Shares) of the sum of (x) the Hurdle Amount with respect to such class of Shares for that period and (y) any amount allocated to the Operating Manager with respect to such class of Shares pursuant to this clause (this is commonly referred to as a “Catch-Up”); and
●	Second, to the extent there are remaining Excess Profits, (i) 15.00% (with respect to Standard Fee Class Shares), (ii) 12.00% (with respect to Founder Share Class II Shares), and (iii) 10.50% (with respect to Founder Share Class III Shares and Class E-W Shares) of such remaining Excess Profits.
●	“Total Return” with respect to any Shares for any period since the end of the prior calendar year shall equal the sum of:
o	all distributions accrued or paid (without duplication) on such Shares plus
o	the change in aggregate transactional net asset value (“NAV”) of such Shares since the beginning of the year, before giving effect to (w) applicable taxes for the year, (x) changes resulting solely from the proceeds of issuances of additional Shares, (y) any fee/accrual to the Performance Fee and (z) applicable combined annual distribution fee and shareholder servicing fee expenses (including any payments made to us for payment of such expenses) allocable to such Shares.

For the avoidance of doubt, the calculation of Total Return will (i) include any appreciation or depreciation in the transactional NAV of any relevant Shares issued during the then-current calendar year but (ii) exclude the proceeds from the initial issuance of such Shares.

“Hurdle Amount” with respect to any Shares means, for any period during a calendar year, that amount that results in a 6.00% annualized Total Return on the transactional NAV of such Shares outstanding at the beginning of the then-current calendar year and such Shares issued since the beginning of the then-current calendar year, taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such Shares and all issuances of any such Shares over the period and calculated in accordance with recognized industry practices. The ending transactional NAV of such Shares used in calculating the Total Return will be calculated before giving effect to any fee/accrual to the Performance Fee and applicable combined annual distribution fee and shareholder servicing fee expenses and applicable taxes; provided that the calculation of the Hurdle Amount for any period will exclude any such Shares redeemed during such period, which Shares will be subject to the Performance Fee upon redemption.

“Loss Carryforward Amount” with respect to any Shares shall initially equal zero and shall cumulatively increase by the absolute value of any negative annual Total Return with respect to such Shares and decrease by any positive annual Total Return with respect to such Shares; provided that each Loss Carryforward Amount shall at no time be less than zero; provided, further that the calculation of each Loss Carryforward Amount will exclude the Total Return related to any relevant Shares redeemed during such year, which Shares will be subject to the Performance Fee upon redemption. The effect of the Loss Carryforward Amount is that the recoupment of past annual Total Return losses will offset the positive annual Total Return for purposes of the calculation of the Performance Fee. This is referred to as a “High Water Mark.”

The Operating Manager may, in its discretion and without further notice to or consent of any Shareholder, afford particular Shareholders more favorable terms with respect to the Performance Fee, and such more favorable terms may be set forth in a side letter or other similar written agreement with such Shareholder.

Selling Commissions and Ongoing Distribution and Servicing Fees

Participating broker-dealers will be entitled to receive selling commissions of up to 3.50% of the transaction price of each Standard Fee Class-S Shares, Founder Share Class II-S Shares and Founder Share Class III-S Shares. Participating broker-dealers will receive a combined annual distribution fee and shareholder servicing fee of 0.85% per annum of the aggregate transactional NAV of our outstanding Standard Fee Class-S Shares, Founder Share Class II-S Shares and Founder Share Class III-S Shares. There will not be a combined annual distribution fee and shareholder servicing fee or upfront selling commission with respect to the Standard Fee Class-I Shares, Founder Share Class II-I Shares and Founder Share Class III-I Shares.

Monroe Shares will not incur any upfront selling costs or ongoing servicing costs.

Administration

Monroe Capital Management Advisors, LLC (“MCMA” or the “Administrator”), an affiliate of the Operating Manager, is registered as an investment adviser under the Advisers Act and will provide and be reimbursed for certain administrative and accounting services to us, including preparing the NAV calculation, pursuant to an administration agreement (the “Administration Agreement”) dated July 17, 2026. The Administrator will provide, or oversee the performance of, administrative services for us. We will reimburse the Administrator for its costs, expenses and our allocable portion of compensation of the Administrator’s personnel (including travel expenses) and the Administrator’s overhead (including rent) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement.

Organizational and Offering Expenses

We and the Series will incur organizational and offering expenses in connection with the formation and organization of the Partnership and the Series, and the offering of Shares to investors, including legal, accounting, printing, mailing and filing fees and expenses, taxes, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design, website and electronic database expenses, fees and expenses of our escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging and meals and other similar fees, costs and expenses but excluding upfront selling commissions and the combined annual distribution fees and shareholder servicing fees (collectively, the “Organizational and Offering Expenses”).

Expense Support and Conditional Reimbursement of the Operating Manager

We have entered into an expense support and conditional reimbursement agreement with the Operating Manager and Administrator pursuant to which each of the Operating Manager and the Administrator may elect to pay certain of our expenses, including certain Organizational and Offering Expenses on our behalf (each, an “Expense Support”).

Following any calendar month in which the Specified Expenses (as defined below) are below 1.00% of our net assets on an annualized basis, we shall reimburse the Operating Manager and Administrator, fully or partially, for the Expense Support, but only if and to the extent that Specified Expenses plus any Reimbursement Payment (as defined below) do not exceed 1.00% of our net assets at the end of each calendar month on an annualized basis, until such time as all Expense Support made by the Operating Manager and Administrator to us within five years prior to the last business day of such calendar month have been reimbursed; provided, however, if the Operating Manager and the Administrator are to only receive partial repayment of Expense Support, they shall be paid in proportion to the Expense Support outstanding of each entity relative to the aggregate outstanding Expense Support. Any payments required to be made by us in the prior sentence shall be referred to as a “Reimbursement Payment.”

“Specified Expenses” means all expenses incurred in our business with the exception of (i) the Management Fee, (ii) the Performance Fee, (iii) our combined annual distribution fees and shareholder servicing fees and the special purchase vehicles, (iv) the distribution and servicing fees (including selling commissions), (v) expenses related to any investments acquired by us and a special purchase vehicle, including, without limitation, brokerage costs or other acquisition-related out-of-pocket expenses (regardless of whether the transactions are consummated), (vi) ordinary corporate operating expenses of the Partnership and special purchase vehicles, (vii) interest expenses, commitment fees, or other expenses related to any leverage incurred by us, (viii) taxes, (ix) certain insurance costs, (x) Organizational and Offering Expenses, (xi) certain non-routine items (as determined in the sole discretion of the Operating Manager) and (xii) extraordinary expenses (as determined in the sole discretion of the Operating Manager). As of June 30, 2026, the Operating Manager had elected to bear organizational and offering expenses of Series II totaling $1,566,669 and $446,415, respectively, of which $573,245 of organizational expenses and $179,875 of offering expenses had been paid to, or settled directly with, the applicable vendors as of that date. None of the Expense Support has been reimbursed by the Partnership as of June 30, 2026.

Operating Expenses

Each class of Shares will pay or otherwise bear its proportionate portion of the payments, fees, costs, expenses and other liabilities (for the avoidance of doubt, including any applicable value-added tax) or obligations resulting from, related to, associated with, arising from or incurred in connection with the Series and class of Shares and, more generally, our operations (collectively, “Operating Expenses”).

Operating Expenses includes, with respect to the us generally or the Series, payments, fees, costs and expenses and other liabilities and obligations resulting from, related to, associated with, arising from or incurred in connection with: (i) (a) the discovery, evaluation, investigation, impact assessment, development, acquisition, consummation, structuring, ownership, maintenance, monitoring, hedging, portfolio and risk management or disposition of investments (including brokerage, sales and underwriting commissions, private placement, syndication, solicitation, fairness opinions, pricing and valuation (including appraisal), consulting, arranger, transaction, advisory, investment banking, custodial, depositary, trustee, transfer agent, record-keeping and administrative fees, clearing, settlement and bank charges, deposits (including earnest money deposits), consent or other third-party fees or payments, closing, execution and transaction costs, other fees, costs and expenses in respect of derivative contracts (including any payments under, and any margin expenses relating to, such derivative contracts or any posting of margin or collateral with respect to such derivative contracts), investment costs, and other closing, execution and transaction costs, travel and related expenses and other administrative fees, costs and expenses), (b) any indebtedness, credit facility, guarantee (including any payments made under, or required by, any non-recourse carve out guarantees, completion guarantees, equity commitment letters, environmental indemnities, hedging guarantees or guarantees made in order to facilitate or finance investments, including fees and expenses related to leverage or financing and including in respect of customary key principal, “bad acts” or other performance-related matters), line of credit, loan commitment, letter of credit, equity commitment letter, hedging guarantee or similar credit support or other indebtedness involving the Partnership generally or the Series or any investment (including any fees, costs and expenses incurred in obtaining, negotiating, entering into, effecting, maintaining, varying, refinancing or terminating such borrowings, indebtedness, guarantees or obligations and interest arising out of such borrowings and indebtedness and in respect of customary key principal, “bad acts” or other performance-related matters) and (c) attending conferences in connection with the evaluation of future investments or particular sector opportunities, organizational memberships with impact-focus groups and compliance with any impact initiatives or principles; (ii) risk management assessments and analysis of the Partnership’s (generally) or the Series’ assets; (iii) taxes/or tax-related interest, fees, penalties (other than amounts withheld or otherwise paid with respect to specific Shareholders) and other governmental charges incurred or payable by the Partnership generally or the Series and taxes and other governmental charges incurred or payable by structuring or other investment vehicles through which the Partnership generally or the Series invests or formed for Shareholders of the Series (including any withholding taxes and entity-level taxes imposed on, with respect to, or otherwise borne by the Series or any structuring or other investment vehicle through which the Series invests or formed for Shareholders of the Series to the extent not allocated to one or more Shareholders) and all expenses incurred in connection with any tax audit, investigation, litigation, settlement or review of the Partnership generally or such Series and the amount of any judgments, fines, remediation or settlements paid in connection therewith; (iv) any actuaries, accountants, advisors, auditors, administrators, brokers (including prime-brokers), consultants, counsel, custodians, appraisers, depositaries, valuation experts and other service providers that provide services to or with respect to the Partnership generally or the Series, and legal expenses incurred in connection with claims or disputes related to the Partnership generally or the Series or one or more investments; (v) the engagement of professionals (including through Monroe) (including all costs and expenses on account of compensation and benefits of its employees) and any industry executives, advisors, consultants (including operating consultants, sourcing consultants, and any other third-party consultants), operating executives, subject matter experts (or other persons acting in a similar capacity) who provide services to or in respect of the Partnership generally or the Series or its operating entities, or other subsidiaries or related Asset-Backed Finance Assets

(including with respect to potential Asset-Backed Finance Assets) related to, among other things, (a) conducting due diligence or analysis on industry, geopolitical or other operational issues and (b) operational improvement initiatives relating to such subsidiaries or the related Asset-Backed Finance Assets, and developing and implementing such initiatives (including with respect to allocable overhead of Monroe, including all costs and expenses on account of compensation and benefits of its employees); (vi) all fees, costs and expenses in connection with entities comprising Monroe, including those incurred in the organization, operation, maintenance, restructuring and dissolution of such vehicles; (vii) obtaining research and other information for the benefit of the Partnership generally or the Series, including information service subscriptions, as well as the operation and maintenance of information systems used to obtain such research and other related information; (viii) developing, implementing or maintaining computer software and technological systems for the benefit of the Partnership generally or the Series, its Shareholders or its investments; (ix) premiums and fees for insurance (including costs, liabilities and expenses of any litigation, investigation, judgments or settlements paid in connection therewith) allocated by the Operating Manager (including Monroe’s group insurance policy, the Operating Manager’s, any general partners’, directors’ and officers’ liability or other similar insurance policies, errors and omissions insurance, financial institution bond insurance and any other insurance for coverage of liabilities to any person or entity that are incurred in connection with the activities of the Partnership generally or the Series); (x) any governmental inquiry, investigation or proceeding or any litigation involving or otherwise applicable to the Partnership generally or the Series, the Operating Manager or any of its affiliates in connection with the activities of the Partnership generally or the Series or any investment, any subsidiaries, or any Asset-Backed Finance Assets or any potential Asset-Backed Finance Assets (including fees, costs and expenses incurred in connection with the investigation, prosecution, defense, judgment or settlement of any such inquiry, investigation, proceeding or litigation and the amount of any judgments, settlements or fines paid in connection therewith) and other extraordinary expenses related to the Partnership generally or the Series, any investment, subsidiary, asset-backed finance instrument or any potential investment, subsidiary or Asset-Backed Finance Assets (including fees, costs and expenses that are classified as extraordinary expenses under GAAP (as defined below)); (xi) assessing and reporting the sustainability, social and environmental impact and environmental, social and governance performance of investments and potential investments (including fees, costs and expenses payable to any third-party service provider or otherwise incurred in connection with designing, implementing and monitoring participation by Asset-Backed Finance Assets in compliance and operational “best practices” programs and initiatives, and compensation and benefits of Monroe employees engaged with respect thereto), all reports or information requests for one or more Shareholders, Monroe, consultants or the Board and any committees thereof (including all fees, costs and expenses incurred to audit such reports, provide access to a database or other internet forum and for any other operational, legal or secretarial expenses relating thereto or arising in connection with the distribution of same), any out of pocket costs and expenses incurred in connection with the U.S. federal, state and local and non-U.S. tax compliance of the Partnership and/or Series (or any investment vehicle utilized by the Partnership and/or Series), and any other financial, tax, accounting, legal or fund administration reporting functions for the benefit of the Partnership generally or the Series or any investment vehicle utilized by the Partnership generally or the Series or structuring vehicle or subsidiary through which the Partnership generally or the Series invests (including expenses associated with any compliance with, filings in respect of, or other obligations related to or arising out of AEOI, any “physical presence,” “substance” or similar mandates under the Organization for Economic Development’s Base Erosion and Profit Shifting Initiative or Luxembourg law with respect to the Partnership generally or the Series, its Operating Manager or other managing entity’s, compliance with the European Union’s Anti-Tax Avoidance Directives, DAC6 mandatory tax disclosure regime, or the United Kingdom’s UK MDR regime, and any holding company regime (including the United Kingdom’s “qualifying asset holding company regime”)), the preparation of financial statements, tax returns and U.S. Internal Revenue Service Schedules K-1 (or equivalents thereof) or Form 1099-DIV, Luxembourg Forms 200 (to the extent applicable) or any successors thereto or equivalents thereof in any jurisdiction, and the representation of the Partnership generally, the Series, any Partnership or Series vehicle or any Partnership or Series subsidiary in a tax audit (including by the “partnership representative” of Series II and any Series vehicle or Series subsidiary); (xii) arranging marketing materials, advertising, industry group activities (such as conference participations and industry organization memberships and including travel, accommodation, meal, event, entertainment and other similar fees, costs and expenses in connection with any such activities) and other promotional efforts designed to promote the Partnership’s business; (xiii) meetings of consultants, the Board and any committees thereof (including travel, accommodation, meal, event, entertainment and other similar fees, costs and expenses in connection with any such meetings), legal counsel, accountants, auditors, financial advisors or any other advisors or experts retained to assist the Operating Manager, each consultant or the Board or any committee thereof, as applicable, and other expenses incurred in connection with the activities of each consultant, the Board and its committees; (xiv) meetings of the Operating Manager with any Shareholder(s) (including travel and related expenses and other accommodation, meal, event, entertainment and other similar fees, costs and expenses in connection with any such meetings); (xv) the Partnership’s (generally) or the Series’ indemnification obligations (including those incurred in connection with indemnifying indemnitee and advancing fees, costs and expenses incurred by any such indemnitee in defense or settlement of any claim that may be subject to a right of indemnification under the LP Agreement); (xvi) complying with (or facilitating compliance with) any applicable law, rule or regulation (including legal fees, costs and expenses), regulatory filing or other expenses of the Partnership generally or the Series, the Operating Manager or Monroe, including any compliance, filings or other obligations related to or arising out of AIFMD or the European Markets Infrastructure Regulation (Regulation (EU) No 648/2012), as amended from time to time, in each case, involving or otherwise related to the Partnership generally or the Series but, for the avoidance of doubt, excluding any ordinary course of compliance, filings or other obligations imposed on the Operating Manager or Monroe under the Advisers Act (such as the preparation and filing of the Operating Manager’s Form ADV), the Operating Manager or Monroe by the CSSF or by the United Kingdom Financial Conduct Authority, that, in either case, do not relate directly to the affairs of the Partnership generally or the Series; (xvii) a default by a defaulting investor (but only to the extent not paid by the defaulting investor); (xviii) a transfer of a Shareholder’s Shares or a Shareholder’s withdrawal or admission permissible or required under the LP Agreement or the series agreement of the Series (but only to the extent not paid by the Shareholder or the purchaser, assignee, pledgee, charge, transferee or withdrawing investor, as applicable); (xix) any amendments, modifications, revisions or restatements to the constituent documents of the Partnership generally or the Series or the Operating Manager (other than any such amendments, modifications, revisions or restatements related solely to the affairs of the Operating Manager and not related to the affairs of the Partnership generally or the Series); (xx) distributions to the Shareholders (including in respect of any distributions in kind or activities necessary or appropriate to give effect thereto) or administering withholding tax with respect thereto; (xxi) administering and operating the Partnership generally or the Series, preparing and maintaining the books and records of the Partnership generally or the Series, including internal costs that the Operating Manager may incur to produce the Partnership’s (generally) or the Series’ books and records, external costs in cases where the Operating Manager or the Partnership hire a third-party administrator to maintain the Partnership’s (generally) or the Series’ books and records and any costs of the Operating Manager to oversee and manage such third-party administrator; (xxii) negotiating and entering into and compliance with any other agreements, whether executed or not (which fees, costs and expenses may, in the sole discretion of the Operating Manager, be allocated solely to the investor(s) to which they relate) and “most favored nations” election processes in connection therewith; (xxiii) the winding up and termination of the Partnership generally or the Series; (xxiv) all fees, costs and expenses incurred in connection with special purpose vehicles and subsidiaries of the Partnership generally or the Series or other investment structures (including any alternative investment vehicles and any platform entities used to facilitate one or more investments, including any real estate investment trust within the meaning of Section 856 of the Code, by the Partnership generally or the Series) to facilitate the Partnership’s (generally) or the Series’ investment activities, including those incurred in the organization, operation, maintenance, restructuring (including by way of a secondary transaction, strip sale or similar transaction to one or more third parties or other Monroe clients, in each case, whether or not consummated), liquidation, winding-up and dissolution of such vehicles and including costs associated with establishing and maintaining a presence in certain jurisdictions (such as rent for office space, related overhead and employee salaries and benefits), unless, in each case, the Operating Manager determines, in its sole discretion, that such fees, costs and expenses should be allocated solely to the Shareholder(s) or other Monroe vehicles participating therein; (xxv) all fees, costs and expenses in connection with forming, organizing, maintaining, administering, operating and negotiation of joint ventures or portfolios of Asset-Backed Finance Assets which are part of the same acquisition strategy (“Programmatic Acquisitions”) not otherwise borne at the level of such joint ventures or Programmatic Acquisitions; (xxvi) amounts incurred in connection with maintaining, administering and operating any entity that registers under AIFMD or any entity that serves as the alternative investment fund manager or general partner thereof or in a similar capacity (including rent, salaries and ancillary costs of such entities, and costs and expenses of service providers of such entities); (xxvii) administration fees and expenses, if any, provided by the Operating Manager to the Partnership generally or the Series (including any expenses payable under the administration agreement with the Operating Manager, payments based upon the Partnership’s allocable portion of the Operating Manager’s overhead in performing its obligations under this Agreement, including rent and the allocable portion of the cost (including total compensation) of legal, finance and other support personnel of Monroe, the Operating Manager or their affiliates in connection with the operations and management of the Partnership generally and the Series; (xxviii) the Partnership’s (generally) or the Series’ allocable portion of any performance fee, management fees or other similar fees, costs and expenses or compensation (including expense reimbursement), in each case, directly or indirectly, payable by or allocable to joint ventures or Programmatic Acquisitions of the Partnership generally or the Series, any special purpose vehicle, any subsidiary or any Asset-Backed Finance Asset; and (xxix) to the extent agreed by the Operating Manager in its sole discretion, all (a) organizational expenses and operating expenses of or with respect to and (b) servicing fees payable to the sponsor of, or placement agent engaged with respect to (but not, for the avoidance of doubt, the placement fees payable to), a joint venture partner that is sponsored or managed by a placement agent, bank, consultant or any affiliate thereof and which placement agent, bank, consultant or any related party thereof is entitled to receive placement fees in connection with or as a result of placing investors indirectly into the Partnership or the Series through such joint venture partner.

Hedging Activities

We and/or our operating subsidiaries expect to employ hedging in support of financing techniques or that is designed to reduce the risks of adverse movements in interest rates, securities prices, commodities prices and currency exchange rates, as well as other risks. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks, including counterparty default, convergence and other related risks. Thus, while we and/or our operating subsidiaries may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, commodities prices or currency exchange rates or other events related to hedging activities could result in a poorer overall performance for us and/or our operating subsidiaries had not entered into such hedging transactions.

Liquidity and Capital Resources

Monroe Capital Intermediate Holdings, LLC, an affiliate of the Operating Manager, made an initial capital contribution of $15,000 in cash on March 11, 2026, in exchange for its member interest in Class E Shares of Series II. The purchase of shares in a Series of us is an investment only in that particular Series and not an investment in us as a whole.

We expect to generate cash primarily from (i) the net proceeds of our continuous Private Offering, (ii) any financing arrangements we may enter into in the future and (iii) any future offerings of our equity or debt securities.

Also see “Expense Support and Conditional Reimbursement of the Operating Manager” above. We believe that cash provided by such means will be sufficient to satisfy our anticipated cash requirements for the next twelve months and foreseeable future.

Our primary use of cash will be for (i) acquisition of Asset-Backed Finance Assets, (ii) the cost of operations (including the Management Fee and Performance Fee), (iii) debt service of any borrowings, and (iv) periodic redemptions, including under the redemption program.

Cash Flows

As of June 30, 2026, we have not purchased or contracted to purchase any Asset-Backed Finance Assets or other assets.

As of June 30, 2026, we had not declared or paid any distributions.

Critical Accounting Estimates

Below is a discussion of the accounting policies that management believes are critical to understanding our historical and future performance. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with Generally Accepted Accounting Principles in the United States of America (“GAAP”). The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Valuation of Portfolio Assets

Calculation of NAV

We determine NAV of the Shares no less frequently than monthly. The Operating Manager will determine the valuations with respect to each of our assets in accordance with its valuation guidelines approved by the Board. The Administrator will use the estimated values provided as well as inputs from other sources in its calculation of our monthly NAV per Share. The NAV per Share of each class of our Shares is determined by dividing our total assets (the value of investments, plus cash or other assets, including interest and distributions accrued but not yet received) attributable to such class less the value of any liabilities (including accrued expenses or distributions) of such class, by the total number of Shares outstanding of such class.

Timing of Valuations

The value of our Asset-Backed Finance Assets will be revalued on a monthly basis for purposes of updating our monthly NAV.

We intend to disseminate monthly NAV to Shareholders through a Form 8-K filing on EDGAR, which will be available on the SEC’s website at https://www.sec.gov.

Valuation Guidelines

Our Asset-Backed Finance Assets will be valued at fair value in a manner consistent with U.S. GAAP, including Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”), issued by the Financial Accounting Standards Board. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each acquisition while employing a valuation process that is consistently followed. Determinations of fair value involve subjective judgments and estimates.

When making fair value determinations for Asset-Backed Finance Assets that do not have readily available market prices, we will consider industry-accepted valuation methodologies, primarily consisting of an income approach and market approach. The income approach derives fair value based on the present value of cash flows that a business, or security is expected to generate in the future. The market approach relies upon valuations for comparable public companies, transactions or assets, and includes making judgments about which companies, transactions or assets are comparable. A blend of approaches may be relied upon in arriving at an estimate of fair value, though there may be instances where it is more appropriate to utilize one approach. We also consider a range of additional factors that we deem relevant, including a potential sale of the Asset-Backed Finance Assets, macro and local market conditions, industry information and the relevant Asset-Backed Finance Assets’ historical and projected financial data.

At least annually, the Board, including our independent directors, will review the appropriateness of our valuation guidelines. From time to time, the Board, including our independent directors, may adopt changes to the valuation guidelines on occasions in which it has determined or in the future determines that such changes are likely to result in a more accurate reflection of estimated fair value.

Transactional NAV

Our calculation of transactional NAV will diverge from GAAP NAV because (i) the Expense Support paid by either the Operating Manager or the Administrator will be recognized as a reduction to NAV in the month we make a Reimbursement Payment, (ii) shareholder servicing fees, as applicable, are recognized as a reduction to NAV on a monthly basis as such fees are accrued, and (iii) the exclusion of tax liabilities of certain taxable subsidiaries through which we hold certain assets that are contingent upon the expected manner of the divestment of the associated underlying assets and are not expected to be recognized by us (although the current tax liabilities of any such taxable subsidiaries may be taken into account in determining the fair value of the associated underlying assets).

Recent Accounting Pronouncements

There were no accounting pronouncements issued during the three months ended June 30, 2026 that are expected to have a material impact on our financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

See “—Results of Operations” above for our contractual obligations and commitments with payments due subsequent to June 30, 2026.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

There was no material change to our market risks during the three months ended June 30, 2026. We had no significant operations as of June 30, 2026. When we commence our principal operations, we expect that our primary market risk exposure will be, among other risks, financial market risks, interest rate risk, credit risk and market risk with respect to the Asset-Backed Finance Assets. As of June 30, 2026, we did not use any derivative financial instruments and had no indebtedness. The Operating Manager will be responsible for the oversight of risks to our business.

Changes in Market Interest Rates

With respect to our business operations, general decreases in interest rates over time may cause the interest income associated with our Asset-Backed Finance Assets to decrease. Conversely, general increases in interest rates over time may cause the interest income associated with our Asset-Backed Finance Assets to increase. General increases or decreases in interest rates over time may have an impact on the value of our Asset-Backed Finance Assets.

Credit Risk

Credit risk is the failure of the counterparty to perform under the terms of the applicable agreement. If the fair value of an agreement is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of an agreement is negative, we will owe the counterparty and, therefore, do not have credit risk. We intend to seek to minimize the credit risk in our agreements by entering into transactions with high-quality counterparties. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Hedging” for a discussion of our potential hedging transactions.

Market Risk

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with contracts bearing interest rates is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to floating rate assets, we assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both our then-existing and expected Asset-Backed Finance Assets as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced.

Exchange Rate Risk

In addition, although we do not currently intend to have a significant number of investments that are denominated in a foreign currency, to the extent we do, we will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications

The Certifications of the Principal Executive Officer and Principal Financial Officer of the Company required by Section 302 and Section 906 of the Sarbanes–Oxley Act of 2002, as amended, which are filed or furnished as Exhibits 31.1, 31.2 and 32.1 to this Report, are applicable to the Series individually and to the Company as a whole.

Part II.Other Information

Item 1.Legal Proceedings.

The Partnership is not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our Asset-Backed Finance Assets. We may also be subject to regulatory proceedings.

Item 1A. Risk Factors.

For information regarding the risk factors that could affect the Partnership’s business, operating results, financial condition and liquidity, see “Item 1A. Risk Factors” in the Form 10. There have been no material changes to the risk factors previously disclosed in the Form 10.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6.Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10 filed with the SEC on June 29, 2026).
3.2	Amended and Restated Limited Partnership Agreement*
3.3	Certificate of Registered Series of Monroe Capital Asset-Backed Finance Company, LP - Series I*
3.4	Certificate of Registered Series of Monroe Capital Asset-Backed Finance Company, LP - Series II*
3.5	Series Agreement of Monroe Capital Asset-Backed Finance Company, LP - Series II*
10.1	Operating Agreement*
10.2	Administration Agreement*
10.3	Expense Support and Conditional Reimbursement Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10 filed with the SEC on June 29, 2026).
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.

The agreements and other documents filed as exhibits to this Quarterly Report on Form 10-Q are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and shareholders should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONROE CAPITAL ASSET-BACKED FINANCE COMPANY, LP

Date: August 14, 2026	By:	/s/ Kyle Asher
	Name:	Kyle Asher
	Title:	Chief Executive Officer

Date: August 14, 2026	By:	/s/ Aaron Peck
	Name:	Aaron Peck
	Title:	Chief Financial Officer